Form 10-Q
period 2026-04-30
Dravica Corp
filed 2026-06-22
CIK 2106607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended	April 30, 2026
or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	333-294274

DRAVICA CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	38-4370361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3827 S Carson St 505-25, Carson City, NV	89701
(Address of principal executive offices)	(Zip Code)

Tel. +15177597837
Email: office@dravica.net
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 22, 2026, there were 2,000,000 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial statements.

The accompanying interim financial statements of Dravica Corporation (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the Company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

DRAVICA CORPORATION
CONDENSED BALANCE SHEETS

	April 30, 2026	October 31, 2025
	(unaudited)
ASSETS

Cash and Cash Equivalents	$136	$—
Prepaid Expenses	5,400	—
Total Current Assets	5,536	—

Software Development Costs, Net	29,843	—
Website Development Costs, Net	27,746	4,800
Total Assets	$63,125	$4,800
LIABILITIES

Accounts Payable	$—	$12,800
Deferred Revenue	71,865	—
Notes Payable - Related Party	17,264	968
Total Current Liabilities	89,129	13,768
Total Liabilities	89,129	13,768

STOCKHOLDER’S DEFICIT

Common Stock, $0.001 Par Value, 75,000,000 Shares Authorized;
2,000,000 Shares Issued and Outstanding	2,000	2,000
Additional Paid-in Capital	6,000	6,000
Accumulated Deficit	(34,004)	(16,968)
Total Stockholder’s Deficit	(26,004)	(8,968)

Total Liabilities and Stockholder’s Deficit	$63,125	$4,800

The accompanying notes are an integral part of these unaudited financial statements.

DRAVICA CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
Three and Six months ended April 30, 2026 and 2025 (unaudited)

	Three months ended April 30, 2026 (unaudited)	Three months ended April 30, 2025 (unaudited)	Six months ended April 30, 2026 (unaudited)	Six months ended April 30, 2025 (unaudited)

REVENUES	$—	$—	$—	$—

OPERATING EXPENSES
Amortization Expense	2,932	—	4,061	—
General and Administrative Expenses	9,279	—	12,975	—
TOTAL OPERATING EXPENSES	12,211	—	17,036	—

NET INCOME (LOSS) FROM OPERATIONS	(12,211)	—	(17,036)	—

PROVISION FOR INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$(12,211)	$—	$(17,036)	$—

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$—	$(0.01)	$—

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,000,000	—	2,000,000	—

The accompanying notes are an integral part of these unaudited financial statements.

DRAVICA CORPORATION
CONDENSED STATEMENTS OF STOCKHOLDER’S DEFICIT
Three and Six months ended April 30, 2026 and 2025 (unaudited)

	Common Stock		Additional	Accumulated	Total Stockholder’s
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, January 31, 2025	—	$—	$—	$—	$—

Net Loss	—	—	—	—	—

Balance, April 30, 2025	—	$—	$—	$—	$—

Balance, January 31, 2026	2,000,000	$2,000	$6,000	$(21,793)	$(13,793)

Net Loss	—	—	—	(12,211)	(12,211)

Balance, April 30, 2026	2,000,000	$2,000	$6,000	$(34,004)	$(26,004)

Balance, October 31, 2024	—	$—	$—	$—	$—

Net Loss	—	—	—	—	—

Balance, April 30, 2025	—	$—	$—	$—	$—

Balance, October 31, 2025	2,000,000	$2,000	$6,000	$(16,968)	$(8,968)

Net Loss	—	—	—	(17,036)	(17,036)

Balance, April 30, 2026	2,000,000	$2,000	$6,000	$(34,004)	$(26,004)

The accompanying notes are an integral part of these unaudited financial statements.

DRAVICA CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
Six months ended April 30, 2026 and 2025 (unaudited)

	Six months ended April 30, 2026 (unaudited)	Six months ended April 30, 2025 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,036)	$—
Adjustments to reconcile Net Loss to net cash provided by operations:
Amortization	4,061	—
Changes in Operating Assets and Liabilities:
Prepaid Expenses	(5,400)	—
Accounts Payable	(12,800)	—
Deferred Revenue	71,865	—
CASH FLOWS USED IN (PROVIDED BY) OPERATING ACTIVITIES	40,690	—

CASH FLOWS FROM INVESTING ACTIVITIES
Website Development Costs	(30,150)	—
Software Development Costs	(26,700)	—
CASH FLOWS USED IN (PROVIDED BY) INVESTING ACTIVITIES	(56,850)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Notes Payable - Related Party	16,296	—
CASH FLOWS USED IN (PROVIDED BY) FINANCING ACTIVITIES	16,296	—

Net Increase (Decrease) in Cash and Equivalents	136	—
Cash and Equivalents at Beginning of the Period	—	—
Cash and Equivalents at End of the Period	$136	$—

Supplemental cash flow information:
Cash paid for:
Interest	$—	$—
Taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES

Debt discount	$4,153	$—

The accompanying notes are an integral part of these unaudited financial statements.

DRAVICA CORPORATION

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

Six months ended April 30, 2026 and 2025

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Dravica Corporation (referred as the “Company”, “we”, “our”) was incorporated in the State of Nevada on September 29, 2025. The Company is a technology company focused on developing digital solutions designed to improve the accuracy and reliability of online communications. The Company’s objective is to provide tools designed to help businesses maintain accurate data, ensure that communications reach the intended recipients, and reduce errors and disruptions in email communication. The Company completed development of its EmailGuard service during April 2026. The service became publicly available through the Company’s website on May 1, 2026.

NOTE 2 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred significant operating losses since inception.

The Company’s unaudited financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the unaudited financial statements, the Company had an accumulated deficit of $34,004 as of April 30, 2026, a net loss of $17,036 for the six months ended April 30, 2026.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management intends to raise additional funds by way of a public offering. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public offering.

The unaudited financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) applicable to interim financial statements. These financial statements should be read in conjunction with the audited financial statements of the Company for the period from September 29, 2025 (Inception) through October 31, 2025, and the related notes. The statements of operations for the six months ended April 30, 2026, are not necessarily indicative of the results to be expected for the year ending October 31, 2026, or for any other future annual or interim period.

The Company’s year-end is October 31.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. As of April 30, 2026, the Company had no cash equivalents.

Prepaid Expenses

The Company’s prepaid expenses as of April 30, 2026, consisted primarily of payments made for server lease services.

Software and Website Development Costs

The Company capitalizes the software and website development costs of internal use software in accordance with of ASC 350-40, “Intangibles-Goodwill and Other-Internal Use Software”. Capitalized costs are amortized over their estimated useful lives, generally on a straight-line basis.

Intangible assets with indefinite lives are tested for impairment at least annually and when events or changes in circumstances indicate that, more-likely-than-not, the asset is impaired. Significant judgment is required in estimating fair values and performing indefinite-lived intangible asset impairment tests.

Related Parties

The Company follows ASC 850, “Related Party Disclosures”, for the identification of related parties and disclosure of related party transactions.

Revenue Recognition

The Company will recognize revenue in accordance with ASC 606, "Revenue from Contracts with Customer". The Company will apply the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

Step 1: Identify the contract with a customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

The Company will recognize revenue when the services are completed and delivered in accordance with the terms of the contract.

The Company intends to generate revenue primarily through subscription fees for access to EmailGuard, with potential for enterprise licensing agreements and additional revenue from extended API usage or premium features. EmailGuard will be available under a licensing model with three options: a one-month license, a one-year license, and a five-year license. Licenses will include full API access, allowing integration with CRM systems, internal databases, and other applications that require reliable email verification.

As of April 30 2026, the Company has entered into pre-launch subscription agreements with certain customers and has received advance payments. Such amounts are recorded as deferred revenue and will be recognized as revenue upon commencement of service delivery to customers.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with the Financial Accounting Standards Board (“FASB”) ASC 260, “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

As of April 30, 2026, and October 31, 2025, there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Note 4 – LINE OF CREDIT FROM DIRECTOR

As of April 30, 2026, the Company owed $17,264 to the Company’s president for the Company’s working capital purposes. This line of credit is for up to $90,000, unsecured, interest-free, with no fixed payment term, for working capital purposes. The amount is due no later than September 29, 2030.

Note 5 – SOFTWARE AND WEBSITE DEVELOPMENT COSTS

The Company's intangible assets consist of software and website development costs.

On October 30, 2025, and December 23, 2025, the Company capitalized the website development costs in the amount of $4,800 and $26,700, respectively. These capitalized costs will be amortized on a straight-line basis over their estimated useful life of three years once the asset is placed in service. During the three and six months ended April 30, 2026, the Company recorded amortization expense of $2,625 and $3,754, respectively.

On April 20, 2026, the Company capitalized the software development costs in the amount of $30,150. These capitalized costs will be amortized on a straight-line basis over their estimated useful life of three years once the asset is placed in service. During the three and six months ended April 30, 2026, the Company recorded amortization expense of $307 and $307, respectively.

The Company had the following intangible assets as of April 30, 2026, and October 31, 2025:

	April 30, 2026	October 31, 2025
Software Development Cost	$30,150	$—
Accumulated amortization	(307)	—
Software Development Cost, Net	29,843	—

Website Development Cost	31,500	4,800
Accumulated amortization	(3,754)	—
Website Development Cost, Net	27,746	4,800

Total Intangible Assets	$57,589	$4,800

The Company expects to recognize amortization expense of $10,275 for the fiscal year ended October 31, 2026, amortization expense of $20,550 for the fiscal year ending October 31, 2027, amortization expense of $20,550 for the fiscal year ending October 31, 2028, and amortization expense of $6,214 for the fiscal year ending October 31, 2029.

Note 6 – STOCKHOLDER’S DEFICIT

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On October 28, 2025, the Company issued 2,000,000 shares of common stock to the Company’s president for consideration of $8,000 at par value $0.004 per share.

There were 2,000,000 shares of common stock issued and outstanding as of April 30, 2026, and October 31, 2025, respectively.

Note 7 – COMMITMENTS AND CONTINGENCIES

Contractual Commitments

The Company has entered into no contractual commitments as of April 30, 2026.

Litigation

The Company was not subject to any legal proceedings during the period from September 29, 2025 (inception) to April 30, 2026, and no legal proceedings are currently pending or threatened to the best of our knowledge.

Note 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to April 30, 2026, through June 22, 2026, the date these unaudited financial statements were issued, and has determined that it has the following material subsequent events to disclose in these financial statements.

On May 1, 2026, the Company launched its EmailGuard service, an online email validation service, and the service became publicly available to users through the Company’s website.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

DESCRIPTION OF BUSINESS

In General

Dravica Corporation was incorporated in Nevada on September 29, 2025. We are an early-stage technology company focused on developing digital tools designed to improve the accuracy, clarity, and reliability of online communication.

Our Business

The Company develops digital solutions designed to improve the clarity, speed, and reliability of online communication.

As of April 30, 2026, the Company had completed development of its EmailGuard service, an online email validation API. The service became publicly available through the Company’s website on May 1, 2026 (subsequent to the reporting period). The Company operates a corporate website at https://dravica.net, which serves as the primary channel for delivering its services.

Prior to launch, the Company entered into pre-launch subscription agreements with customers dated February 9, 2026, March 31, 2026, and April 20, 2026. These agreements provided customers with future access to EmailGuard beginning on May 1, 2026 in exchange for advance payments.

The aggregate contractual value of these agreements was $71,865. The agreements included subscription terms ranging from three months to three years and provided pre-launch discounts ranging from 3% to 20% off anticipated pricing of $1,500 per month.

Industry Overview

The Company operates in the email verification and data quality software market, a segment of the broader SaaS industry. Market demand is driven by increased reliance on email communications, CRM integration, and data hygiene requirements.

The Company competes in a fragmented market that includes providers such as ZeroBounce, Hunter.io, and NeverBounce. Competition is based on accuracy, speed, integration capabilities, pricing, and reliability.

Target Market

Dravica intends to target a range of customers, including:

•	Email marketing teams and agencies seeking to improve delivery rates and campaign performance;
•	Businesses managing large customer databases and requiring ongoing data hygiene;
•	SaaS platforms and online services that require email registration and verification;
•	E-commerce and online retail businesses;
•	CRM developers and technical integrators seeking reliable API-based validation; and
•	Software engineers and IT teams needing dependable email verification tools.

Competition

The Company faces significant competition from established providers with greater resources, brand recognition, and customer bases. There can be no assurance that the Company will achieve market acceptance or sufficient revenue to sustain operations.

The Company intends to compete through simplified user experience, flexible pricing, and API accessibility.

Development and Product Plans

The Company intends to continue developing its EmailGuard service and expand functionality over time, subject to available financing. Planned enhancements include improved validation accuracy, API expansion, and additional analytics tools.

There is no assurance that these development plans will be completed or commercially successful.

Business Model and Monetization

The Company’s business model is intended to be based on subscription access to its EmailGuard service, which is designed to provide email validation through API-based licensing arrangements. The Company has established anticipated pricing models, including three licensing options (1-month, 1-year, 5-year); however, EmailGuard was not commercially available as of April 30, 2026.

Prior to the commercial launch of the service, the Company entered into pre-launch subscription agreements with certain customers and received advance payments. These amounts are recorded as deferred revenue and will be recognized as revenue over the applicable subscription periods beginning upon the commencement of service delivery.

The EmailGuard service became publicly available through the Company’s website on May 1, 2026 (subsequent to the reporting period). There is no assurance that the pricing model will result in sustainable revenue or profitability.

Marketing strategy

The Company intends to market its services through digital channels, content marketing, and direct outreach to potential customers, including SaaS providers, marketing agencies, and e-commerce businesses. The effectiveness of these efforts will depend on available funding and market conditions.

Insurance

We currently do not have insurance and have no plans to obtain it in the future. Without insurance, if we become involved in a product liability lawsuit, we may lack the necessary funds to defend ourselves. In such a scenario, a judgment against us could potentially force us to halt our operations.

Employees; Identification of Certain Significant Employees.

We are an early-stage company and currently have no employees. Szubanski Robert Damian serves as our President and Treasurer of the Company and Koenig Varinia-Rebecca Undine Marie-Anne serves as our Director and Secretary Neither individual is an employee of the Company. We intend to hire employees on an as needed basis.

Offices

Our current registration address is 3827 S Carson St 505-25 Carson City, NV 89701. Our phone number is (517) 7597837. This address represents a virtual office that provides mail forwarding services. The Company does not maintain a physical corporate office in the United States. The Company’s day-to-day business operations are conducted primarily in Poland and Germany, reflecting the locations of our executive officers.

Government Regulation

We will be required to comply with all regulations, rules, and directives of governmental authorities and agencies applicable to our business in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business.

RESULTS OF OPERATIONS

For the three months ended April 30, 2026:

Revenue

The Company generated no revenue for the three months ended April 30, 2026 and 2025.

Operating Expenses

The Company had total operating expenses of $12,211 and $0 during the three months ended April 30, 2026 and 2025, respectively. These operating expenses primarily consisted of amortization expense ($2,932) and general and administrative expenses ($9,279), including software development expenses and professional fees.

The increase in operating expenses was primarily attributable to the fact that the Company was not incorporated during the comparable prior-year period and, accordingly, did not incur operating expenses.

Net Income (Loss)

During the three months ended April 30, 2026 and 2025, the Company had net losses of $12,211 and $0, respectively, as a result of our operating expenses described above.

For the six months ended April 30, 2026:

Revenue

The Company generated no revenue for the six months ended April 30, 2026 and 2025.

Operating Expenses

We had total operating expenses of $17,036 and $0 during the six months ended April 30, 2026 and 2025, respectively. These operating expenses primarily consisted of amortization expense ($4,061) and general and administrative expenses ($12,975), including website and software development expenses and professional fees

The increase in operating expenses was primarily attributable to the fact that the Company was not incorporated during the comparable prior-year period and, accordingly, did not incur operating expenses.

Net Income (Loss)

During the six months ended April 30, 2026 and 2025, the Company had net losses of $17,036 and $0, respectively, as a result of our operating expenses described above.

LIQUIDITY AND CAPITAL RESOURCES AND CASH REQUIREMENTS

The table below presents the total current assets, liabilities, and working capital deficit as of April 30, 2026, and October 31, 2025.

	April 30, 2026 (Unaudited)	October 31, 2025
Current Assets	$5,536	$—
Current Liabilities	(89,129)	(13,768)
Working Capital Deficit	$(83,593)	$(13,768)

As of April 30, 2026, and October 31, 2025, the Company had cash of $136 and $0, respectively. The Company had a working capital deficit of $83,593 and $13,768 as of April 30, 2026 and October 31, 2025, respectively.

The table below presents a summary of cash flows from operating, investing, and financing activities for the six-month periods ended April 30, 2026, and 2025.

	Six months ended April 30,
	2026 (Unaudited)	2025 (Unaudited)
Cash Flows Provided by (Used in) Operating Activities	$40,690	$—
Cash Flows Provided by (Used in) Investing Activities	(56,850)	—
Cash Flows Provided by (Used in) Financing Activities	16,296	—
Net Increase (Decrease) in Cash and Equivalents	$136	$—

Cash flows provided by operating activities was $40,690 for the six months ended April 30, 2026, made up of a net loss of $17,036, offset by amortization of $4,061, an increase in prepaid expenses of $5,400, a decrease in accounts payable of $12,800 and an increase in deferred revenue of $71,865.

Cash flows used in investing activities was $56,850 for the six months ended April 30, 2026, due to the capitalized website and software development costs.

Cash flows provided by financing activities was $16,296for the six months ended April 30, 2026, consisting of proceeds from a related party loan.

GOING CONCERN CONSIDERATION

Our financial statements were prepared on a going concern basis, but our independent registered public accounting firm included an explanatory paragraph in its report on the audited financial statements for the period from September 29, 2025 (inception) through October 31, 2025, expressing substantial doubt about our ability to continue as a going concern. We have also included additional note disclosures describing the conditions that gave rise to this uncertainty.

We have not generated significant revenues to date and do not expect to generate material revenues until we complete our planned equity financing and implement our business plan. Our current sources of liquidity are limited and consist primarily of capital contributions from third parties, including amounts contributed by our Chief Executive Officer in connection with a related party loan agreement.

We will need to obtain additional financing to fund our operations and execute our strategy. Management believes that the anticipated proceeds from the offering will be sufficient to fund operations for at least the next 12 months and to provide the capital resources necessary to cover the costs associated with becoming a publicly reporting company.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of April 30, 2026, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended April 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of April 30, 2026, and through the date of this report, there were no pending or threatened legal actions against the Company.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item that has not previously been reported.

Item 6. Exhibits.

The following exhibits are included as part of this report by reference:

No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRAVICA CORPORATION

June 22, 2026	By:	/s/	Szubanski Robert Damian
Date		Name:	Szubanski Robert Damian
		Title:	President and Treasurer (Principal Executive, Financial and Accounting Officer)

June 22, 2026	By:	/s/	Koenig Varinia-Rebecca Undine Marie-Anne
Date		Name:	Koenig Varinia-Rebecca Undine Marie-Anne
		Title:	Secretary and Director