Form 10-Q
period 2026-07-31
Dravica Corp
filed 2026-09-09
CIK 2106607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended	July 31, 2026
or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	333-294274

DRAVICA CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	38-4370361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Chmielna 73, Warszawa, Poland	00-801
(Address of principal executive offices)	(Zip Code)

Tel. +15177597837
Email: office@dravica.net
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

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

As of September 9, 2026, there were 3,157,000 shares outstanding of the registrant’s common stock.

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

DRAVICA CORPORATION

CONDENSED BALANCE SHEETS

	July 31, 2026	October 31, 2025
	(unaudited)
ASSETS

Cash and Cash Equivalents	$3,125	$—
Prepaid Expenses	4,500	—
Total Current Assets	7,625	—

Software Development Costs, Net	27,330	—
Website Development Costs, Net	50,121	4,800
Total Assets	$85,076	$4,800

LIABILITIES

Accounts Payable	$16,000	$12,800
Deferred Revenue	67,640	—
Notes Payable - Related Party	24,315	968
Total Current Liabilities	107,955	13,768
Total Liabilities	107,955	13,768

STOCKHOLDERS’ DEFICIT

Common Stock, $0.001 Par Value, 75,000,000 Shares Authorized; 2,326,000 and 2,000,000 Shares Issued and Outstanding	2,326	2,000
Additional Paid-in Capital	15,454	6,000
Accumulated Deficit	(40,659)	(16,968)
Total Stockholders’ Deficit	(22,879)	(8,968)

Total Liabilities and Stockholders’ Deficit	$85,076	$4,800

The accompanying notes are an integral part of these unaudited financial statements.

DRAVICA CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

Three and Nine months ended July 31, 2026 and 2025 (unaudited)

	Three months ended July 31, 2026 (unaudited)	Three months ended July 31, 2025 (unaudited)	Nine months ended July 31, 2026 (unaudited)	Nine months ended July 31, 2025 (unaudited)

REVENUES	$14,285	$—	$14,285	$—

OPERATING EXPENSES
Amortization Expense	5,138	—	9,199	—
General and Administrative Expenses	15,802	—	28,777	—
TOTAL OPERATING EXPENSES	20,940	—	37,976	—

NET INCOME (LOSS) FROM OPERATIONS	(6,655)	—	(23,691)	—

PROVISION FOR INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$(6,655)	$—	$(23,691)	$—

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$—	$(0.01)	$—

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,022,088	—	1,816,426	—

The accompanying notes are an integral part of these unaudited financial statements.

DRAVICA CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Three and Nine months ended July 31, 2026 and 2025 (unaudited)

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, April 30, 2025	—	$—	$—	$—	$—

Net Loss	—	—	—	—	—

Balance, July 31, 2025	—	$—	$—	$—	$—

Balance, April 30, 2026	2,000,000	$2,000	$6,000	$(34,004)	$(26,004)

Shares Issued for Cash	326,000	326	9,454	—	9,780
Net Loss	—	—	—	(6,655)	(6,655)

Balance, July 31, 2026	2,326,000	$2,326	$15,454	$(40,659)	$(22,879)

Balance, October 31, 2024	—	$—	$—	$—	$—

Net Loss	—	—	—	—	—

Balance, July 31, 2025	—	$—	$—	$—	$—

Balance, October 31, 2025	2,000,000	$2,000	$6,000	$(16,968)	$(8,968)

Shares Issued for Cash	326,000	326	9,454	—	9,780
Net Loss	—	—	—	(23,691)	(23,691)

Balance, July 31, 2026	2,326,000	$2,326	$15,454	$(40,659)	$(22,879)

The accompanying notes are an integral part of these unaudited financial statements.

DRAVICA CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

Nine months ended July 31, 2026 and 2025 (unaudited)

	Nine months ended July 31, 2026 (unaudited)	Nine months ended July 31, 2025 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,691)	$—
Adjustments to reconcile Net Loss to net cash provided by operations:
Amortization	9,199	—
Changes in Operating Assets and Liabilities:
Prepaid Expenses	(4,500)	—
Accounts Payable	3,200	—
Deferred Revenue	67,640	—
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	51,848	—

CASH FLOWS FROM INVESTING ACTIVITIES
Software Development Costs	(30,150)	—
Website Development Costs	(51,700)	—
CASH FLOWS USED IN INVESTING ACTIVITIES	(81,850)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Notes Payable - Related Party	23,347	—
Proceeds from Sale of Common Stock	9,780	—
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	33,127	—

Net Increase (Decrease) in Cash and Equivalents	3,125	—
Cash and Equivalents at Beginning of the Period	—	—
Cash and Equivalents at End of the Period	$3,125	$—

Supplemental cash flow information:
Cash paid for:
Interest	$—	$—
Taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount	$5,649	$—

The accompanying notes are an integral part of these unaudited financial statements.

DRAVICA CORPORATION

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

Nine months ended July 31, 2026 and 2025

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

As reflected in the unaudited financial statements, the Company had an accumulated deficit of $40,659 as of July 31, 2026, a net loss of $23,691 for the nine months ended July 31, 2026.

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

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) applicable to interim financial statements. These financial statements should be read in conjunction with the audited financial statements of the Company for the period from September 29, 2025 (Inception) through October 31, 2025, and the related notes. The statements of operations for the nine months ended July 31, 2026, are not necessarily indicative of the results to be expected for the year ending October 31, 2026, or for any other future annual or interim period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. As of July 31, 2026, the Company had no cash equivalents.

Prepaid Expenses

The Company’s prepaid expenses as of July 31, 2026, consisted primarily of payments made for server lease services.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

The Company recognizes revenue over the applicable subscription period as it satisfies its performance obligation by providing customers with access to and use of the EmailGuard service in accordance with the terms of the contract.

The Company generates revenue primarily through subscription fees for access to EmailGuard, with potential for enterprise licensing agreements and additional revenue from extended API usage or premium features. EmailGuard is available under a licensing model with three options: a one-month license, a one-year license, and a five-year license. Licenses include full API access, allowing integration with CRM systems, internal databases, and other applications that require reliable email verification.

Advances received from customers prior to the satisfaction of the related performance obligations are recorded as deferred revenue. Such amounts are recognized as revenue ratably over the applicable subscription period as the Company satisfies its performance obligation to provide access to the EmailGuard service.

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

As of July 31, 2026, and October 31, 2025, there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency of income tax disclosures. The amendments require expanded information within the rate reconciliation, including both dollar amounts and percentage effects, and require disaggregation of income taxes paid by federal, state, and foreign jurisdictions. The ASU also requires additional detail regarding deferred tax assets and liabilities and valuation allowances. Adoption did not affect the Company’s financial position or results of operations, but it resulted in expanded income tax disclosures in the accompanying financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Note 4 – LINE OF CREDIT FROM RELATED PARTIES

As of July 31, 2026, the Company owed $5,364 to the Company’s president for the Company’s working capital purposes. This line of credit is for up to $90,000, unsecured, interest-free, with no fixed payment term, for working capital purposes. The amount is due no later than September 29, 2030.

As of July 31, 2026, the Company owed $18,951 to the Company’s director for the Company’s working capital purposes. This line of credit is for up to $90,000, unsecured, interest-free, with no fixed payment term, for working capital purposes. The amount is due no later than February 1, 2030.

Note 5 – SOFTWARE AND WEBSITE DEVELOPMENT COSTS

The Company's intangible assets consist of software and website development costs.

On October 30, 2025, and December 23, 2025, the Company capitalized the website development costs in the amount of $4,800 and $26,700, respectively. On July 30, 2026, the Company capitalized the website development costs in the amount of $25,000. These capitalized costs will be amortized on a straight-line basis over their estimated useful life of three years once the asset is placed in service. During the three and nine months ended July 31, 2026, the Company recorded amortization expense of $2,625 and $6,379, respectively.

On April 20, 2026, the Company capitalized the software development costs in the amount of $30,150. These capitalized costs will be amortized on a straight-line basis over their estimated useful life of three years once the asset is placed in service. During the three and nine months ended July 31, 2026, the Company recorded amortization expense of $2,513 and $2,820, respectively.

The Company had the following intangible assets as of July 31, 2026, and October 31, 2025:

	July 31, 2026	October 31, 2025
Software Development Cost	$30,150	$—
Accumulated amortization	(2,820)	—
Software Development Cost, Net	27,330	—

Website Development Cost	56,500	4,800
Accumulated amortization	(6,379)	—
Website Development Cost, Net	50,121	4,800

Total Intangible Assets	$77,451	$4,800

The Company expects to recognize amortization expense of $7,221 for the remainder of the fiscal year ending October 31, 2026, amortization expense of $28,883 for the fiscal year ending October 31, 2027, amortization expense of $28,883 for the fiscal year ending October 31, 2028, and amortization expense of $12,464 for the fiscal year ending October 31, 2029.

Note 6 – STOCKHOLDERS’ DEFICIT

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On October 28, 2025, the Company issued 2,000,000 shares of common stock to the Company’s president for consideration of $8,000 at $0.004 per share.

In July 2026 the Company issued 326,000 shares of common stock for cash proceeds of $9,780 at $0.03 per share.

There were 2,326,000 and 2,000,000 shares of common stock issued and outstanding as of July 31, 2026, and October 31, 2025, respectively.

Note 7 – COMMITMENTS AND CONTINGENCIES

Contractual Commitments

The Company has entered into no contractual commitments as of July 31, 2026.

Litigation

The Company was not subject to any legal proceedings during the period from September 29, 2025 (inception) to July 31, 2026, and no legal proceedings are currently pending or threatened to the best of our knowledge.

Note 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to July 31, 2026, through September 9, 2026, the date these unaudited financial statements were issued, and has determined that it has the following material subsequent events to disclose in these financial statements, other than those noted below.

Subsequent to July 31, 2026, the Company issued 831,000 shares of common stocks for cash proceeds of $24,930 at $0.03 per share.

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

Target Market

Dravica targets a range of customers, including:

•	Email marketing teams and agencies that seek to improve delivery rates and campaign performance;
•	Businesses managing large customer databases and requiring ongoing data hygiene;
•	SaaS platforms and online services that require email registration and verification;
•	E-commerce and online retail businesses;
•	CRM developers and technical integrators seeking reliable API-based validation; and
•	Software engineers and IT teams needing dependable email verification tools.

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

Business Model and Monetization

The Company’s business model is based on subscription access to its EmailGuard service, which is designed to provide email validation through API-based licensing arrangements. The Company has established pricing models, including three licensing options (1-month, 1-year, 5-year).

Prior to the commercial launch of the service, the Company entered into pre-launch subscription agreements with certain customers and received advance payments. These amounts are recorded as deferred revenue and are recognized as revenue over the applicable subscription periods beginning upon the commencement of service delivery.

The EmailGuard service became publicly available through the Company’s website on May 1, 2026. There is no assurance that it will be able to maintain or increase its revenue or sustain profitability in the future.

Marketing strategy

The Company markets its services through digital channels, content marketing, and direct outreach to potential customers, including SaaS providers, marketing agencies, and e-commerce businesses. The effectiveness of these efforts will depend on available funding and market conditions.

Insurance

We currently do not have insurance and have no plans to obtain it in the future. Without insurance, if we become involved in a product liability lawsuit, we may lack the necessary funds to defend ourselves. In such a scenario, a judgment against us could potentially force us to halt our operations.

Employees; Identification of Certain Significant Employees.

We are an early-stage company and currently have no employees. Szubanski Robert Damian serves as our President. Koenig Varinia-Rebecca Undine Marie-Anne serves as our Director. Effective July 3, 2026, Radek Chovanec was appointed as our Secretary, Treasurer, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer, and was elected to serve as a Director of the Company. Neither Mr. Szubanski, Ms. Koenig, nor Mr. Chovanec is an employee of the Company. We intend to hire employees on an as-needed basis.

Offices

Our current principal address is Chmielna 73, 00-801 Warszawa, Poland. Our phone number is (517) 7597837.

Government Regulation

We will be required to comply with all regulations, rules, and directives of governmental authorities and agencies applicable to our business in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business.

RESULTS OF OPERATIONS

For the three months ended July 31, 2026:

Revenue

For the three months ended July 31, 2026 and 2025, the Company generated total revenue of $14,285 and $0, respectively.

Operating Expenses

The Company had total operating expenses of $20,940 and $0 during the three months ended July 31, 2026 and 2025, respectively. These operating expenses primarily consisted of amortization expense ($5,138) and general and administrative expenses ($15,802), including software development expenses, professional fees and server lease.

The increase in operating expenses was primarily attributable to the fact that the Company was not incorporated during the comparable prior-year period and, accordingly, did not incur operating expenses.

Net Income (Loss)

During the three months ended July 31, 2026 and 2025, the Company had net losses of $6,655 and $0, respectively, as a result of our operating expenses described above.

For the nine months ended July 31, 2026:

Revenue

For the nine months ended July 31, 2026 and 2025, the Company generated total revenue of $14,285 and $0, respectively.

Operating Expenses

We had total operating expenses of $37,976 and $0 during the nine months ended July 31, 2026 and 2025, respectively. These operating expenses primarily consisted of amortization expense ($9,199) and general and administrative expenses ($28,777), including website and software development expenses, professional fees and server lease.

The increase in operating expenses was primarily attributable to the fact that the Company was not incorporated during the comparable prior-year period and, accordingly, did not incur operating expenses.

Net Income (Loss)

During the nine months ended July 31, 2026 and 2025, the Company had net losses of $23,691 and $0, respectively, as a result of our operating expenses described above.

LIQUIDITY AND CAPITAL RESOURCES AND CASH REQUIREMENTS

The table below presents the total current assets, liabilities, and working capital deficit as of July 31, 2026, and October 31, 2025.

	July 31, 2026 (Unaudited)	October 31, 2025
Current Assets	$7,625	$—
Current Liabilities	(107,955)	(13,768)
Working Capital Deficit	$(100,330)	$(13,768)

As of July 31, 2026, and October 31, 2025, the Company had cash of $3,125 and $0, respectively. The Company had a working capital deficit of $100,330 and $13,768 as of July 31, 2026 and October 31, 2025, respectively.

The table below presents a summary of cash flows from operating, investing, and financing activities for the nine-month periods ended July 31, 2026, and 2025.

	Nine months ended July 31,
	2026 (Unaudited)	2025 (Unaudited)
Cash Flows Provided by Operating Activities	$51,848	$—
Cash Flows Used in Investing Activities	(81,850)	—
Cash Flows Provided by Financing Activities	33,127	—
Net Increase (Decrease) in Cash and Equivalents	$3,125	$—

Cash flows provided by operating activities was $51,848 for the nine months ended July 31, 2026, made up of a net loss of $23,691, offset by amortization of $9,199, an increase in prepaid expenses of $4,500, an increase in accounts payable of $3,200 and an increase in deferred revenue of $67,640.

Cash flows used in investing activities was $81,850 for the nine months ended July 31, 2026, due to the capitalized website and software development costs.

Cash flows provided by financing activities was $33,127 for the nine months ended July 31, 2026, consisting of proceeds from sale of common stock ($9,780) and proceeds from a related party loan ($23,347).

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of July 31, 2026, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended July 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of July 31, 2026, and through the date of this report, there were no pending or threatened legal actions against the Company.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

On June 8, 2026, the Company dismissed Beckles & Co., Inc. as its independent registered public accounting firm. During the period from November 28, 2025 through June 8, 2026, there were no disagreements between the Company and Beckles & Co., Inc. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, and there were no reportable events requiring disclosure under applicable SEC regulations.

Effective June 10, 2026, the Company appointed Dylan Floyd Accounting & Consulting as its independent registered public accounting firm. During the fiscal year ended October 31, 2025 and through the date of its appointment, neither the Company nor anyone acting on its behalf consulted with Dylan Floyd Accounting & Consulting regarding the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was the subject of a disagreement or reportable event under applicable SEC regulations.

On July 3, 2026, Szubanski Robert Damian resigned from his positions as Treasurer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer of the Company. Mr. Szubanski continues to serve as President of the Company.

On the same date, Koenig Varinia-Rebecca Undine Marie-Anne resigned from her position as Secretary of the Company and continues to serve as a member of the Company's Board of Directors.

Effective July 3, 2026, the Board of Directors appointed Radek Chovanec as Secretary, Treasurer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer of the Company. On the same date, the Board of Directors elected Radek Chovanec to serve as a director of the Company until the next annual meeting of stockholders and until his successor is duly elected and qualified.

Item 6. Exhibits.

The following exhibits are included as part of this report by reference:

No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRAVICA CORPORATION

September 9, 2026	By:	/s/	Radek Chovanec
Date		Name:	Radek Chovanec
		Title:	Director, Secretary and Treasurer (Principal Executive, Financial and Accounting Officer)

September 9, 2026	By:	/s/	Szubanski Robert Damian
Date		Name:	Szubanski Robert Damian
		Title:	President

September 9, 2026	By:	/s/	Koenig Varinia-Rebecca Undine Marie-Anne
Date		Name:	Koenig Varinia-Rebecca Undine Marie-Anne
		Title:	Director